Form 10QSB
period 2002-03-31
BRIDGEPORT CAPITAL CORP
filed 2002-05-20
CIK 1140770

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended March 31, 2002


                             Commission File Number:


          Bridgeport Capital Corporation (A Development Stage Company)
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          Colorado
-------------------------------                ---------------------------------
(State of other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)



                 5353 Manhattan Circle, #201, Boulder, CO 80304
            ---------------------------------------------------------
           (Address of principal executive offices including zip code)


                                 (303) 499-6000
                            -------------------------
                           (Issuer's telephone number)

                                       N/A
--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes X             No___


As of March 31, 2001 the Registrant had 5,000,000 shares of common stock, no par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes__    No X

                                      INDEX



                                                                           PAGE
                                                                          NUMBER

Part I.  Financial Information

     Item I.  Financial Statements

              Review Report of Independent Certified
              Public Accountant                                              3

              Balance Sheets as of March 30, 2002
              and December 31, 2001                                          4

              Statement of Operations, Three Months
              Ended March 30, 2002 and 2001                                  5

              Statement of Cash Flows, Three Months
              Ended March 30, 2002 and 2001                                  6

              Notes to Financial Statements                                  7

     Item 2.  Management's Discussion and Analysis of
              Financial Conditions and Results of
              Operations                                                     8

Part II.  Other Information                                                  9


     This report contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, and is subject to the safe harbors created by those sections. These forward-looking statements are subject to significant risks and uncertainties which may cause actual results to differ materially from those discussed in such forward-looking statements. The forward-looking statements within this Form 10-QSB are identified by words such as "believes," "anticipates," "expects," "intends," "may," "will" and other similar expressions. However, these words are not the exclusive means of identifying such statements. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-QSB with the Securities and Exchange Commission ("SEC"). Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect the Company's business.

            REVIEW REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT
            --------------------------------------------------------



The Board of Directors
Bridgeport Capital Corporation
(A Development Stage Company)
Boulder, CO

We have reviewed the accompanying balance sheet of Bridgeport Capital Corporation (A Development Stage Company) as of March 31, 2002, and the related statements of operations and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Bridgeport Capital Corporation (A Development Stage Company).

A review of interim financial statements consists principally of inquiries of Company personnel responsible for financial matters and analytical procedures applied to financial data. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

As discussed in the notes to the financial statements, certain conditions indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.




/s/ Schumacher & Associates, Inc.
---------------------------------
Schumacher & Associates, Inc.
Certified Public Accountants
2525 Fifteenth Street, Suite 3H
Denver, Colorado 80211


May 10, 2002

                         BRIDGEPORT CAPITAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS



                                                        March 31,   December 31,
                                                          2002         2001
                                                        ---------   -----------

Current Assets                                           $  --        $  --
                                                         -------      -------

  Total Assets                                           $  --        $  --
                                                         =======      =======



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable, related party                           5,034        5,034
                                                         -------      -------

Total Liabilities                                          5,034        5,034
                                                         =======      =======

Stockholders' (Deficit):
Preferred Stock, no par value,
     10,000,000 shares authorized
     none issued and outstanding                            --           --
 Common Stock, no par value,
     800,000,000 shares authorized
     5,000,000 shares issued and
     outstanding                                             300          300
Accumulated deficit during
 Development stage                                        (5,334)      (5,334)
                                                         -------      -------
Total Stockholders' (Deficit)                             (5,034)      (5,034)
                                                         -------      -------

Total Liabilities and Stockholders' (Deficit)            $  --        $  --
                                                         =======      =======



The accompanying notes are an integral part of the financial statements.

                         BRIDGEPORT CAPITAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS
                                   (Unaudited)



                                                          Three Months Ended
                                                               March 31,
                                                          2002           2001
                                                      --------------------------

Revenues                                              $       --     $      --
                                                      ------------   -----------

Operating Expenses:
     General and administrative                               --            --
                                                      ------------   -----------
       Total Operating Expenses                               --            --
                                                      ------------   -----------

Net Loss                                                      --            --
                                                      ------------   -----------

Net Loss Per Share                                    $        nil   $       nil
                                                      ============   ===========

Weighted Average Number of Shares
 Outstanding                                               500,000       500,000
                                                      ============   ===========





The accompanying notes are an integral part of the financial statements.

                         BRIDGEPORT CAPITAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                        Three Months Ended
                                                             March 31,
                                                       2002            2001
                                                    ----------------------------

Cash Flows from Operating Activities:
 Net (loss)                                         $      --       $       --
  Adjustment to reconcile net (loss)
   to net cash provided by operating
   activities:
                                                    -----------     ------------

  Net Cash (Used in) Operating Activities                  --               --
                                                    -----------     ------------


Cash Flows from Investing Activities                       --               --
                                                    -----------     ------------


Cash Flows from Financing Activities                       --               --
                                                    -----------     ------------

(Decrease) in Cash                                         --               --

Cash, Beginning of Period                                  --               --
                                                    -----------     ------------

Cash, End of Period                                 $      --       $       --
                                                    ===========     ============

Interest Paid                                       $      --       $       --
                                                    ===========     ============

Income Taxes Paid                                   $      --       $       --
                                                    ===========     ============




The accompanying notes are an integral part of the financial statements.

                         BRIDGEPORT CAPITAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                           March 31, 2002 (Unaudited)


(1) Condensed Financial Statements
----------------------------------

The financial statements included herein have been prepared by Bridgeport Capital Corporation (A Development Stage Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and Bridgeport Capital Corporation (A Development Stage Company) believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the December 31, 2001 audited financial statements and the accompanying notes included in the Annual Report Form 10-KSB. While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respect's dependent upon the facts that will exist, and procedures that will be accomplished by Bridgeport Capital Corporation (A Development Stage Company) later in the year.

The management of Bridgeport Capital Corporation (A Development Stage Company) believes that the accompanying unaudited condensed financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the operations and cash flows for the periods presented.

(2) Basis of Presentation - Going Concern
-----------------------------------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained operating losses since its inception and has a net capital deficiency. This fact raises substantial doubt about the Company's ability to continue as a going concern. Management is attempting to raise additional capital.

In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, raise additional capital, and the success of its future operations.

Management is in the process of attempting to raise additional capital and reduce operating expenses. Management believes that its ability to raise additional capital and reduce operating expenses provide an opportunity for the Company to continue as a going concern.

                                     ITEM 2

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Bridgeport Capital Corporation (A Development Stage Company) (the "Company") was organized as a Colorado corporation on March 15, 1989, in order to evaluate, structure and complete a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships. The Company may seek to acquire a controlling interest in such entities in contemplation of later completing an acquisition. The Company is not limited to any operation or geographic area in seeking out opportunities. Management has not identified any particular business or industry within which the Company will seek an acquisition or merger. The Company has not conducted, nor have others made available to it, market research supporting the viability of the Company's proposed operations.

The Company generated no revenues during the quarter ended March 31, 2002, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At March 31, 2002, the Company had no material commitments for capital expenditures.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         The Company was not required to file a report on Form 8-K during the three months ended March 31, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    BRIDGEPORT CAPITAL CORPORATION
                                    (A DEVELOPMENT STAGE COMPANY)



Date: May 10, 2002                  /s/ John Venette
                                    --------------------------
                                    By: John Venette