Form 10QSB
period 2002-06-30
BRIDGEPORT CAPITAL CORP
filed 2002-08-08
CIK 1140770

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended June 30, 2002


                        Commission File Number: 000-32879


          Bridgeport Capital Corporation (A Development Stage Company)
          ------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Colorado                                       84-1113055
           --------                                       ----------
(State of other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)



                 5353 Manhattan Circle, #201, Boulder, CO 80304
                 ----------------------------------------------
           (Address of principal executive offices including zip code)


                                 (303) 499-6000
                                 --------------
                           (Issuer's telephone number)

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

                            Yes X             No ___


As of June 30, 2002 the Registrant had 5,000,000 shares of common stock, no par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes __    No X

                                      INDEX



                                                                     PAGE
                                                                    NUMBER

Part I.   Financial Information

     Item I.  Financial Statements

              Review Report of Independent Certified
              Public Accountant                                        3

              Balance Sheets as of June 30, 2002
              and December 31, 2001                                    4

              Statement of Operations, Three Months
              Ended June 30, 2002 and 2001                             5

              Statement of Operations, Six Months
              Ended June 30, 2002 and 2001                             6

              Statement of Cash Flows, Six Months
              Ended June 30, 2002 and 2001                             7

              Notes to Financial Statements                            8

     Item 2.  Management's Discussion and Analysis of
              Financial Conditions and Results of
              Operations                                               9

Part II.  Other Information                                           10


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

            REVIEW REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT
            --------------------------------------------------------



The Board of Directors
Bridgeport Capital Corporation
(A Development Stage Company)
Boulder, CO

We have reviewed the accompanying balance sheet of Bridgeport Capital Corporation (A Development Stage Company) as of June 30, 2002, and the related statements of operations and cash flows for the three months and six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Bridgeport Capital Corporation (A Development Stage Company).

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

August 7, 2002

                         BRIDGEPORT CAPITAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS



                                                        June 30,    December 31,
                                                          2002          2001
                                                         -------      -------

Current Assets                                           $  --        $  --
                                                         -------      -------

  Total Assets                                           $  --        $  --
                                                         =======      =======



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                                          2,400         --
 Accounts payable, related party                           5,234        5,034
                                                         -------      -------

Total Liabilities                                          7,634        5,034
                                                         =======      =======

Stockholders' (Deficit):
Preferred Stock, no par value,
     10,000,000 shares authorized
     none issued and outstanding                            --           --
 Common Stock, no par value,
     800,000,000 shares authorized
     5,000,000 shares issued and
     outstanding                                             300          300
Accumulated deficit during
 Development stage                                        (7,934)      (5,334)
                                                         -------      -------
Total Stockholders' (Deficit)                             (7,634)      (5,034)
                                                         -------      -------

Total Liabilities and Stockholders' (Deficit)            $  --        $  --
                                                         =======      =======



    The accompanying notes are an integral part of the financial statements.

                         BRIDGEPORT CAPITAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS
                                   (Unaudited)



                                                       Three Months Ended
                                                             June 30,
                                                      2002               2001
                                                  ------------------------------

Revenues                                          $      --          $      --
                                                  -----------        -----------

Operating Expenses:
       Audit fees                                       2,400               --
       Other                                              200               --
                                                  -----------        -----------
       Total Operating Expenses                         2,600               --
                                                  -----------        -----------

Net Loss                                               (2,600)              --
                                                  -----------        -----------

Net Loss Per Share                                $  (0.00052)       $       nil
                                                  ===========        ===========

Weighted Average Number of Shares
 Outstanding                                        5,000,000          5,000,000
                                                  ===========        ===========





    The accompanying notes are an integral part of the financial statements.

                         BRIDGEPORT CAPITAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS
                                   (Unaudited)



                                                         Six Months Ended
                                                             June 30,
                                                      2002              2001
                                                  ------------------------------

Revenues                                          $      --          $      --
                                                  -----------        -----------

Operating Expenses:
       Audit fees                                       2,400               --
       Other                                              200               --
                                                  -----------        -----------
       Total Operating Expenses                         2,600               --
                                                  -----------        -----------

Net Loss                                               (2,600)              --
                                                  -----------        -----------

Net Loss Per Share                                $  (0.00052)       $       nil
                                                  ===========        ===========

Weighted Average Number of Shares
 Outstanding                                        5,000,000          5,000,000
                                                  ===========        ===========






    The accompanying notes are an integral part of the financial statements.

                         BRIDGEPORT CAPITAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                         Six Months Ended
                                                             June 30,
                                                         2002        2001
                                                       --------------------

Cash Flows from Operating Activities:
 Net (loss)                                            $(2,600)     $  --
  Adjustment to reconcile net (loss)
   to net cash provided by operating
   activities:
       Increase in accounts payable,
         related party                                     200         --
       Increase in accounts payable                      2,400         --
                                                       -------      -------

  Net Cash (Used in) Operating Activities                 --           --
                                                       -------      -------


Cash Flows from Investing Activities                      --           --
                                                       -------      -------


Cash Flows from Financing Activities                      --           --
                                                       -------      -------

(Decrease) in Cash                                        --           --

Cash, Beginning of Period                                 --           --
                                                       -------      -------

Cash, End of Period                                    $  --        $  --
                                                       =======      =======

Interest Paid                                          $  --        $  --
                                                       =======      =======

Income Taxes Paid                                      $  --        $  --
                                                       =======      =======





    The accompanying notes are an integral part of the financial statements.

                         BRIDGEPORT CAPITAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                            June 30, 2002 (Unaudited)


(1)  Condensed Financial Statements
     ------------------------------

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

(2)  Basis of Presentation - Going Concern
     -------------------------------------

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

The Company generated no revenues during the quarter ended June 30, 2002, and management does not anticipate any revenues until following the conclusion of a merger or acquisition, if any, as contemplated by the Company's business plan.

The Company's capital is limited. The Company anticipates operational costs will be limited until such time as significant evaluation work is undertaken regarding prospective mergers or acquisitions.

At June 30, 2002, the Company had no material commitments for capital expenditures.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         The Company was not required to file a report on Form 8-K during the three months ended June 30, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    BRIDGEPORT CAPITAL CORPORATION
                                    (A DEVELOPMENT STAGE COMPANY)



Date: August 7, 2002                /s/ John Venette
                                    --------------------------
                                    By: John Venette